Form 10-K/A
New Century Home Equity Loan Trust 2006-2
filed 2007-04-05
CIK 1365235

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K/A

                                  Amendment No.1

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

     This Annual Report on Form 10-K/A omits to disclose the Assessment of Compliance with Servicing Criteria set forth in Item 1122(d) of Regulation AB and the Attestation Report of Union Bank of California, N.A. required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended.

     This Annual Report on Form 10-K/A also omits to disclose the Attestation Report of New Century Mortgage Corporation required by Rule 15d-18 of the Securities Exchange Act of 1934, as amended. The report provided by New Century Mortgage Corporation's independent registered public accounting firm contained herein disclaims an opinion with respect to New Century Mortgage Corporation's compliance with the Servicing Criteria set forth in Item 1122(d) of Regulation AB.

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

RECENT DEVELOPMENTS

      On April 2, 2007, New Century and certain other of the Registrant's affiliates (the "Debtors") filed voluntary petitions (the "Bankruptcy Filings") for reorganization (the "Reorganization Cases") under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Reorganization Cases are being jointly administered by the Honorable Kevin J. Carey under the caption "In re New Century TRS Holdings, Inc., et al., Case No. 07-10416." The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

      Further, on April 2, 2007, New Century Financial Corporation ("NCFC") and New Century, which is NCFC's indirect wholly-owned subsidiary, entered into an Asset Purchase Agreement (the "Servicing Assets Agreement") with Carrington Capital Management, LLC (in which NCFC holds an ownership interest) and its affiliate (collectively, "Carrington") for the sale of its servicing assets and servicing platform to Carrington for approximately $139 million. The consummation of the transaction is subject to approval by the Bankruptcy Court, which will oversee an "overbid" process to give other potential buyers an opportunity to submit higher and better offers, and other customary closing conditions.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. See Item 15, Exhibits 33.1 and 34.1.

        New Century Mortgage Corporation ("New Century"), an affiliate of the Registrant, has reported material noncompliance with applicable servicing criteria. The New Century report on assessment of compliance is attached as Exhibit 33.1. New Century provided the registrant with an Assessment of Compliance with Servicing Criteria set forth in Item 1122(d) of Regulation AB that was filed with the Initial Form 10-K (as defined below). The New Century assessment of compliance that is attached to this Form 10-K/A as Exhibit 33.1 has been revised from the assessment of compliance that was filed with the Initial Form 10-K. Specifically, the wording of paragraph 5 of the assessment of compliance was revised and there were certain other amendments to Appendices A, B and C.

     This report on Form 10-K/A omits the Item 1122 attestation report
     (the "Attestation Report") required by Regulation AB for Union Bank of California, N.A. ("Union Bank"), the vendor that is responsible for the initial processing of cash receipts at the lockbox that is applicable to servicing criteria 1122(d)(2)(i) and 1122(d)(4)(iv).

On April 2, 2007, the Registrant filed a Form 10-K with the Securities and Exchange Commission (the "Initial Form 10-K") that omitted the Attestation Report required by Regulation AB required by New Century, the servicer of the mortgage loans under the servicing agreement. Prior to the filing deadline for the Initial Form 10-K, New Century informed the Registrant that it had engaged an accounting firm to perform an attestation engagement relative to compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006. The accounting firm informed New Century that it had not yet completed its attestation engagement prior to the Initial Form 10-K filing deadline and, accordingly, was not able to render an opinion on New Century's compliance with the provisions of Regulation AB as of and for the year ended December 31, 2006 prior to the Initial Form 10-K filing deadline.

Subsequent to the filing of the Initial Form 10-K, the accounting firm provided a report which disclaims an opinion with respect to New Century's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB, which is attached hereto as Exhibit 34.1.

In its report, the accounting firm noted that the Audit Committee of New Century's parent corporation, New Century Financial Corporation, has initiated an independent investigation into the issues giving rise to New Century Financial Corporation's need to restate its 2006 interim financial statements, as well as the issues pertaining to New Century Financial Corporation's valuation of residual interests in securitizations in 2006 and prior periods. This investigation has not yet been completed and, accordingly, the accounting firm stated that it was not able to perform procedures necessary to complete its examination of New Century's compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB for loans serviced by New Century that were included in publicly issued mortgage-backed security transactions issued on or after January 1, 2006. The accounting firm further noted that had it been able to perform procedures necessary to complete its examination, additional instances of material noncompliance with the applicable servicing criteria may have been identified.

Because of the restriction on the scope of the accounting firm's examination discussed in the preceding paragraph, the accounting firm concluded that the scope of its work was not sufficient to enable it to express, and it did not express, an opinion on whether New Century is in compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     See Item 15, Exhibit 35.

     New Century provided the registrant with a Servicer Compliance Statement that was filed with the Initial Form 10-K. The New Century Servicer Compliance Statement that is attached to this Form 10-K/A as Exhibit 35.1 has been revised from the Servicer Compliance Statement that was filed with the Initial Form 10-K. Specifically, there were certain amendments to Appendix B.

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

             Exhibit 33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2006.

             Exhibit 34.1 New Century Mortgage Corporation's Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

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

     Date: April 4, 2007






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

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 Assurant Inc.'s Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 FIS Tax Services' Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 New Century Mortgage Corporation's Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2006.

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